Form 10-Q
period 2025-06-30
Cantor Equity Partners II, Inc.
filed 2025-08-14
CIK 2034269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2025, there were 24,580,000 Class A ordinary shares, par value $0.0001 per share, and 6,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS II, INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	187,732	—
Total Current Assets	212,732	—
Available-for-sale debt securities held in Trust Account, at fair value (no allowance for credit losses, amortized cost $241,528,128)	241,485,028	—
Deferred offering costs	—	106,544
Other assets	124,472	—
Total Assets	$241,822,232	$106,544

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$69,082	$94,586
Notes payable – related party	—	79,900
Total Liabilities	69,082	174,486

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,000,000 and 0 shares issued and outstanding at redemption value of $10.21 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	245,088,277	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 580,000 issued and outstanding (excluding 24,000,000 shares subject to possible redemption) as of June 30, 2025 and none issued or outstanding as of December 31, 2024	58	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,000,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	600	600 (1)
Additional paid-in capital	—	24,400
Accumulated deficit	(3,292,685)	(92,942)
Accumulated other comprehensive loss	(43,100)	—
Total Shareholders’ Deficit	(3,335,127)	(67,942)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$241,822,232	$106,544

(1)	The number of shares and the amount have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 1,000,000 Class B ordinary shares on May 1, 2025 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

General and administrative costs	$118,022	$1,951	$145,170	$1,951
Administrative expenses - related party	19,677	—	19,677	—
Loss from operations	(137,699)	(1,951)	(164,847)	(1,951)
Interest income on investments held in the Trust Account	1,531,377	—	1,531,377	—
Net income (loss)	$1,393,678	$(1,951)	$1,366,530	$(1,951)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	15,032,967	—	7,558,011	—
Class A – Private placement	363,297	—	182,652	—
Class B – Ordinary shares(1)	6,000,000	6,000,000 (2)	6,000,000	6,000,000 (2)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.07	$—	$0.10	$—
Class A – Private placement	$0.07	$—	$0.10	$—
Class B – Ordinary shares	$0.07	$(0.00)	$0.10	$(0.00)

(1)	The number of shares has been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 1,000,000 Class B ordinary shares on May 1, 2025 (See Note 7).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on June 6, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$1,393,678	$(1,951)	$1,366,530	$(1,951)
Other comprehensive loss:
Change in unrealized depreciation of available-for-sale debt securities	(43,100)	—	(43,100)	—
Total other comprehensive loss	(43,100)	—	(43,100)	—
Comprehensive income (loss)	$1,350,578	$(1,951)	$1,323,430	$(1,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2025

	Ordinary shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Loss	Deficit
Balance – December 31, 2024	—	$—	6,000,000	(1)	$600	(1)	$24,400	$(92,942)	$—	$(67,942)
Net loss	—	—	—		—		—	(27,148)	—	(27,148)
Balance – March 31, 2025	—	$—	6,000,000	(1)	$600	(1)	$24,400	$(120,090)	$—	$(95,090)
Sale of Class A ordinary shares to Sponsor in private placement	580,000	58	—		—		5,799,942	—	—	5,800,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—		—		(5,824,342)	(4,566,273)	—	(10,390,615)
Other comprehensive loss	—	—	—		—		—	—	(43,100)	(43,100)
Net income	—	—	—		—		—	1,393,678	—	1,393,678
Balance – June 30, 2025	580,000	$58	6,000,000		$600		$—	$(3,292,685)	$(43,100)	$(3,335,127)

For the Three and Six Months Ended June 30, 2024

	Ordinary Shares						Additional		Accumulated Other	Total
	Class A		Class B				Paid-In	Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares(1)		Amount(1)		Income	Deficit	Income	Equity
Balance – December 31, 2023	—	$—	6,000,000	(2)	$600	(2)	$24,400	$(22,260)	$—	$2,740
Net loss	—	—	—		—		—	—	—	—
Balance – March 31, 2024	—	$—	6,000,000	(2)	$600	(2)	$24,400	$(22,260)	$—	$2,740
Net loss	—	—	—		—		—	(1,951)	—	(1,951)
Balance – June 30, 2024	—	$—	6,000,000		$600		$24,400	$(24,211)	$—	$789

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 1,000,000 Class B ordinary shares on May 1, 2025 (See Note 7).

(2)	The number of shares and the amounts have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 9,375,000 Class B ordinary shares on June 6, 2024 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,366,530	$(1,951)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	32,500	—
Interest income on investments held in Trust Account	(1,531,377)	—
Changes in operating assets and liabilities:
Deferred offering costs	106,544	(738)
Prepaid expenses	158,935	2,689
Other assets	(121,223)	—
Accrued expenses	(25,504)	—
Net cash used in operating activities	(13,595)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(3,249)	—
Purchase of available-for-sale debt securities held in Trust Account	(239,996,751)	—
Net cash used in investing activities	(240,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering	240,000,000	—
Proceeds received from private placement	5,800,000	—
Offering costs paid	(5,089,259)	—
Deferred offering costs paid by related party	(213,079)	—
Payment on Notes payable – related party	(159,726)	—
Proceeds from Notes payable – related party	79,826	—
Payment on Payable to related party	(379,167)	—
Net cash provided by financing activities	240,038,595	—

Net change in Cash	25,000	—
Cash - beginning of the period	—	—
Cash - end of the period	$25,000	$—

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

As of June 30, 2025, the Company had not commenced operations. All activity through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2025, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

The Company’s sponsor is Cantor EP Holdings II, LLC (the “Sponsor”). The registration statements for the Initial Public Offering were declared effective on May 1, 2025. On May 5, 2025, the Company consummated the Initial Public Offering of 24,000,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”) at a purchase price of $10.00 per Public Share, generating gross proceeds of $240,000,000, as described in Note 3.

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

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Company had $25,000 and $0, respectively, of cash in its operating account. As of June 30, 2025 and December 31, 2024, the Company had working capital of approximately $144,000 and a working capital deficit of approximately $174,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $1,488,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $160,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which no amounts have been drawn by the Company as of both June 30, 2025 and December 31, 2024. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both June 30, 2025 and December 31, 2024, the Company did not have any borrowings under the Working Capital Loans.

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

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2025 and the results of operations, comprehensive income (loss) and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in the final prospectus filed by the Company with the SEC on May 2, 2025.

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

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both June 30, 2025 and December 31, 2024.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of June 30, 2025 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of June 30, 2025. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss) in shareholders’ deficit. Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000 and investments in the U.S. government debt securities held in the Trust Account. For both the three and six months ended June 30, 2025 and 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts presented in the condensed balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal and other fees incurred in connection with the preparation for the Initial Public Offering. These costs amounted to approximately $5,300,000 and were charged against the carrying value of the Public Shares upon the completion of the Initial Public Offering. Deferred offering costs of approximately $107,000 incurred through the December 31, 2024 balance sheet date consisted of legal fees and other costs that were directly related to the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 24,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$—
Gross proceeds	240,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(5,302,338)
Plus:
Accretion of carrying value to redemption value	10,390,615
Class A ordinary shares subject to possible redemption, June 30, 2025	$245,088,277

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$979,195	$23,664	$390,819	$—	$—	$(1,951)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	15,032,967	363,297	6,000,000	—	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.07	$—	$—	$(0.00)

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$751,656	$18,165	$596,709	$—	$—	$(1,951)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	7,558,011	182,652	6,000,000	—	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$0.10	$—	$—	$(0.00)

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both June 30, 2025 and December 31, 2024, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Segment Reporting

The Company has one reportable segment. See Note 9 – Segment Information for additional information.

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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In November 2020, the Sponsor purchased 14,375,000 Class B ordinary shares (the “Founder Shares”) for a purchase price of $25,000. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On May 1, 2025, the Company issued 1,000,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 6,000,000 shares. The Class B ordinary shares will automatically convert into nonredeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 7.

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

Investments Held in the Trust Account

Starting on May 6, 2025, the Company’s investments in U.S. government treasury bills have been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

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

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 6, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of June 30, 2025 and December 31, 2024, the Company had $0 and approximately $80,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of both June 30, 2025 and December 31, 2024, the Company had no borrowings under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on May 2, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended June 30, 2025 and 2024, the Company incurred approximately $19,000 and $0, respectively, for these services. During the six months ended June 30, 2025 and 2024, the Company incurred approximately $19,000 and $0, respectively, for these services.

Independent Directors Compensation

Commencing on May 1, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended June 30, 2025 and 2024, the Company recognized approximately $8,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. During the six months ended June 30, 2025 and 2024, the Company recognized approximately $8,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s condensed balance sheets was approximately $8,000 and $0 as of June 30, 2025 and December 31, 2024, respectively.

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1)(2)	$241,528,128	$—	$(43,100)	$241,485,028

(1)	Contractual maturities are one year or less.
(2)	One individual debt security was in a continuous unrealized loss position for less than 12 months and for which no allowance for credit loss has been recorded.

The Company did not recognize the unrealized losses in earnings on its available-for-sale debt securities during the three and six months ended June 30, 2025, because it was determined that such losses were due to non-credit factors. Additionally, as of June 30, 2025, the Company neither intended to sell nor did it believe that it was more likely than not that it will be required to sell these securities before recovery of their amortized cost basis.

The Company did not have any sales of its available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.

The Company did not hold any available-for-sale debt securities as of December 31, 2024.

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Shareholders’ Equity (Deficit)

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 580,000 Class A ordinary shares issued and outstanding, excluding 24,000,000 Class A ordinary shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On May 1, 2025, the Company issued 1,000,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 6,000,000 shares. Information contained in the condensed financial statements has been retroactively adjusted for the surrender and cancellation and capitalization. As of both June 30, 2025 and December 31, 2024, there were 6,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Note 8—Fair Value Measurements on a Recurring Basis

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation techniques used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These three levels of the fair value hierarchy are:

●	Level 1 measurements - unadjusted observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2 measurements - inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 measurements - unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$241,485,028	$—	$—	$241,485,028
Total	$241,485,028	$—	$—	$241,485,028

As of June 30, 2025, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company did not hold assets measured at fair value on a recurring basis as of December 31, 2024.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three and six months ended June 30, 2025 and 2024 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended June 30, 2025 and 2024, the Company earned approximately $1,531,000 and $0, respectively, of interest income on investments held in the Trust Account. During the six months ended June 30, 2025 and 2024, the Company earned approximately $1,531,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant expenses were general and administrative expenses, which were approximately $118,000 and approximately $2,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $145,000 and approximately $2,000 for the six months ended June 30, 2025 and 2024, respectively. The other expenses were administrative expenses paid to the Sponsor, which amounted to approximately $19,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and approximately $19,000 and $0 for the six months ended June 30, 2025 and 2024, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of June 30, 2025 and December 31, 2024, the Company had total assets of approximately $241,822,000 and approximately $107,000, respectively. See the Company’s condensed balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had $25,000 and $0, respectively, of cash in our operating account. As of June 30, 2025 and December 31, 2024, we had working capital of approximately $144,000 and a working capital deficit of approximately $174,000, respectively. As of June 30, 2025 and December 31, 2024, approximately $1,488,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through June 30, 2025 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of our Class B ordinary shares, a loan of approximately $160,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which no amounts have been drawn by us as of both June 30, 2025 and December 31, 2024. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both June 30, 2025 and December 31, 2024, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2025 related to our formation, the Initial Public Offering and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of approximately $1,394,000, which consisted of approximately $1,531,000 of interest income on investments held in the Trust Account, partially offset by approximately $118,000 of general and administrative expenses, and approximately $19,000 of administrative expenses paid to the Sponsor.

For the three months ended June 30, 2024, we had a net loss of approximately $2,000, which resulted from approximately $2,000 of general and administrative expenses.

For the six months ended June 30, 2025, we had net income of approximately $1,367,000, which consisted of approximately $1,531,000 of interest income on investments held in the Trust Account, partially offset by approximately $145,000 of general and administrative expenses, and approximately $19,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2024, we had a net loss of approximately $2,000, which resulted from approximately $2,000 of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Business Combination.

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

As of both June 30, 2025 and December 31, 2024, we had no borrowings under the Sponsor Loan, the Working Capital Loans or the Sponsor Note.

Investments Held in the Trust Account

Starting on May 6, 2025, our investments in U.S. government treasury bills have been held in the Trust Account that is custodied by CF Secured with Continental acting as trustee.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 24,000,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ deficit section of our condensed balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on May 2, 2025 (the “Final Prospectus”). Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 580,000 Class A ordinary shares to the Sponsor at a price of $10.00 per share in the Private Placement, generating gross proceeds of $5,800,000. No underwriting discounts or commissions were paid with respect to such sale. This issuance was pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS II, INC.

Date: August 14, 2025	By:	/s/ Brandon Lutnick
	Name:	Brandon Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)