Form 10-Q
period 2026-03-31
Cantor Equity Partners II, Inc.
filed 2026-05-08
CIK 2034269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 24,580,000 Class A ordinary shares, par value $0.0001 per share, and 6,000,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS II, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	208,750	145,000
Total Current Assets	233,750	170,000
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $248,730,877 and $246,479,306 as of March 31, 2026 and December 31, 2025, respectively)	248,753,164	246,617,353
Other assets	12,497	48,747
Total Assets	$248,999,411	$246,836,100

Liabilities and Shareholders’ Deficit:
Current Liabilities:
Accrued expenses	$2,545,137	$1,244,876
Note payable – related party	604,841	397,381
Total Current Liabilities	3,149,978	1,642,257
Forward sale securities liability	2,983,500	4,608,560
Total Liabilities	6,133,478	6,250,817

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 24,000,000 shares issued and outstanding at redemption value of $10.51 and $10.43 per share as of March 31, 2026 and December 31, 2025, respectively	252,353,188	250,217,377

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 580,000 shares issued and outstanding (excluding 24,000,000 shares subject to possible redemption) as of both March 31, 2026 and December 31, 2025	58	58
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,000,000 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	600	600
Additional paid-in capital	—	—
Accumulated deficit	(9,510,200)	(9,770,799)
Accumulated other comprehensive income	22,287	138,047
Total Shareholders’ Deficit	(9,487,255)	(9,632,094)

Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$248,999,411	$246,836,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

General and administrative costs	$1,450,221	$27,148
Administrative expenses – related party	30,000	—
Loss from operations	(1,480,221)	(27,148)
Interest income on investments held in the Trust Account	2,251,571	—
Change in fair value of forward sale securities	1,625,060	—
Net income (loss)	$2,396,410	$(27,148)

Weighted average number of ordinary shares outstanding:
Class A – Public shares	24,000,000	—
Class A – Private placement	580,000	—
Class B – Ordinary shares	6,000,000	6,000,000 (1)
Basic and diluted net income (loss) per share:
Class A – Public shares	$0.08	$—
Class A – Private placement	$0.08	$—
Class B – Ordinary shares	$0.08	$(0.00)

(1)	This number has been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 1,000,000 Class B ordinary shares on May 1, 2025 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025

Net income (loss)	$2,396,410	$(27,148)
Other comprehensive income (loss):
Change in unrealized depreciation of available-for-sale debt securities	(115,760)	—
Total other comprehensive income (loss)	(115,760)	—
Comprehensive income (loss)	$2,280,650	$(27,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2026

	Ordinary Shares				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance – December 31, 2025	580,000	$58	6,000,000	$600	$—	$(9,770,799)	$138,047	$(9,632,094)
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(2,135,811)	—	(2,135,811)
Other comprehensive loss	—	—	—	—	—	—	(115,760)	(115,760)
Net income	—	—	—	—	—	2,396,410	—	2,396,410
Balance – March 31, 2026	580,000	$58	6,000,000	$600	$—	$(9,510,200)	$22,287	$(9,487,255)

For the Three Months Ended March 31, 2025

	Ordinary Shares				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares(1)	Amount(1)	Capital	Deficit	Income	Deficit
Balance – December 31, 2024	—	$—	6,000,000	$600	$24,400	$(92,942)	$—	$(67,942)
Net loss	—	—	—	—	—	(27,148)	—	(27,148)
Balance – March 31, 2025	—	$—	6,000,000	$600	$24,400	$(120,090)	$—	$(95,090)

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the capitalization of the Company in the form of the issuance of 1,000,000 Class B ordinary shares on May 1, 2025 (See Note 7).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS II, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,396,410	$(27,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	122,460	—
Interest income on investments held in the Trust Account	(2,251,571)	—
Change in fair value of forward sale securities	(1,625,060)	—
Changes in operating assets and liabilities:
Deferred offering costs	—	(55,177)
Prepaid expenses	21,250	—
Other assets	36,250	—
Accrued expenses	1,300,261	28,499
Net cash used in operating activities	—	(53,826)

Cash flows from financing activities:
Proceeds from Notes payable – related party	207,460	53,826
Payment on Payable to related party	(207,460)	—
Net cash provided by financing activities	—	53,826

Net change in Cash	—	—
Cash – beginning of the period	25,000	—
Cash – end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$19,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANTOR EQUITY PARTNERS II, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, the Company focused its search on companies operating in the financial services, digital assets, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced operations. All activity through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2026, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities. During the three months ended March 31, 2026, the Company also recognized changes in the fair value of the forward sale securities (as further described below) as other income.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 580,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor, at a purchase price of $10.00 per share, in a private placement (the “Private Placement”), generating gross proceeds of $5,800,000, as described in Note 4.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which, as of March 31, 2026 and December 31, 2025, was $10.51 and $10.43 per Public Share, respectively, and for both periods, inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note (as defined below) in the applicable Redemption Event (as defined below)). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing” and the date of the Closing, the “Closing Date”), (a) the Company will merge with and into CEPT Merger Sub, with CEPT Merger Sub continuing as the surviving entity (the “CEPT Merger”), in accordance with which (i) the Company’s shareholders holding Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), will receive one Class A ordinary share in exchange for each Class B ordinary share held by such shareholder immediately prior to the CEPT Merger (other than certain Class B ordinary shares surrendered by the Sponsor) and (ii) immediately thereafter, each Class A ordinary share will be cancelled and cease to exist, in exchange for the right of Company shareholders holding Class A ordinary shares to receive one share of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”), for each Class A ordinary share held by such shareholder at the time of the CEPT Merger (other than any Public Shares which are the subject of valid redemption requests and any treasury shares), and (b) at least two hours after the CEPT Merger, Securitize Merger Sub will merge with and into Securitize, with Securitize continuing as the surviving entity (the “Securitize Merger” and, together with the CEPT Merger, the “Mergers”), in accordance with which the holders (the “Securitize Stockholders”) of common stock of Securitize (“Securitize Common Stock”) will receive a number of shares of Pubco Common Stock in exchange for their shares of Securitize Common Stock as determined in accordance with the Business Combination Agreement. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Securitize Business Combination”), CEPT Merger Sub and Securitize will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

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

Contemporaneously with the execution of the Business Combination Agreement, the Company, Pubco, Securitize and the Sponsor entered into the Sponsor Support Agreement, dated as of October 27, 2025 (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the Securitize Business Combination and each of the other proposals to be presented to the Company’s shareholders at the extraordinary general meeting of the Company’s shareholders to be held in connection with the Securitize Business Combination, (ii) to vote its Class A ordinary shares and Class B ordinary shares against certain other transactions and matters, (iii) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Amended and Restated Memorandum and Articles, (iv) to comply with the restrictions imposed by the letter agreement, dated as of May 2, 2025, by and among the Company, the Sponsor and the other parties thereto (the “Insider Letter”), including the restrictions on transferring and redeeming Class A ordinary shares and Class B ordinary shares in connection with the Securitize Business Combination, (v) to surrender, for no consideration, up to 30% of its Founder Shares (as defined in Note 4) immediately prior to, and conditioned upon, the consummation of the CEPT Merger (such number of surrendered Founder Shares to be determined pursuant to a formula taking into account the number of shares redeemed by Company shareholders in the Securitize Business Combination and the gross proceeds from the PIPE Investment exceeding $100,000,000), (vi) that the shares of Pubco Common Stock received by the Sponsor in exchange for its Founder Shares (other than any surrendered shares) (any such remaining shares, the “Post-Combination Founder Shares”) will be subject to a six month lock-up, subject to early release, and (vii) to subject up to 30% of its Post-Combination Founder Shares to forfeiture and vesting based on an earn-out during the five year period after the Closing on the terms and conditions set forth in the Sponsor Support Agreement.

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

Forward Sale Securities — As described above, in connection with the Securitize Business Combination, pursuant to the PIPE Subscription Agreements, the PIPE Investors committed to purchase a certain number of Class A ordinary shares, at $10.00 per share, in exchange for cash. The PIPE Investors also have the option to purchase the Class A ordinary shares in the public market at a price that is less than the redemption price, subject to certain restrictions set forth in the PIPE Subscription Agreements. The PIPE Shares are referred in the Company’s unaudited condensed consolidated financial statements and the footnotes as the forward sale securities.

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

The Sponsor and the Company’s directors and officers have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares held by them if the Company fails to complete the Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial redemption amount of $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.15 per share (inclusive of $0.15 per redeemed share to be funded pursuant to the Sponsor Note). This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of both March 31, 2026 and December 31, 2025, the Company had $25,000 of cash in its operating account. As of March 31, 2026 and December 31, 2025, the Company had a working capital deficit of approximately $2,916,000 and approximately $1,472,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $8,753,000 and approximately $6,617,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through March 31, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $160,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $605,000 and approximately $397,000 has been drawn by the Company as of March 31, 2026 and December 31, 2025, respectively. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both March 31, 2026 and December 31, 2025, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026 and the results of operations, comprehensive income (loss), and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 6, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in ASC 205-40 Presentation of Financial Statements–Going Concern, the Company has until May 5, 2027 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed above, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of March 31, 2026 and December 31, 2025, the redemption value per Public Share was $10.51 and $10.43, respectively.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both March 31, 2026 and December 31, 2025.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of both March 31, 2026 and December 31, 2025 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments—Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of both March 31, 2026 and December 31, 2025. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income in shareholders’ deficit. Interest income recognized on the unaudited condensed consolidated statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and investments in the U.S. government debt securities held in the Trust Account. For both the three months ended March 31, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Forward Sale Securities

The Company accounts for the forward sale securities as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the PIPE Subscription Agreements using applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the forward sale securities are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the forward sale securities are indexed to the Company’s own shares. This assessment, which requires the use of professional judgment, is conducted at the time of the execution of the PIPE Subscription Agreements and as of each subsequent quarterly period-end date while the forward sale securities are outstanding. The forward sale securities that do not meet all the criteria for equity classification are required to be recorded at their initial fair value at the time of the execution of the PIPE Subscription Agreements and on each balance sheet date thereafter. Changes in the estimated fair value of the forward sale securities are recognized on the unaudited condensed consolidated statements of operations in the period of the change.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2026 and December 31, 2025, 24,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption, as presented in the accompanying consolidated balance sheets, are reconciled in the following table:

Gross proceeds	$240,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(5,302,338)
Plus:
Accretion of carrying value to redemption value	15,519,715
Class A ordinary shares subject to possible redemption, December 31, 2025	$250,217,377
Plus:
Accretion of carrying value to redemption value	2,135,811
Class A ordinary shares subject to possible redemption, March 31, 2026	$252,353,188

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,880,766	$45,452	$470,192	$—	$—	$(27,148)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	24,000,000	580,000	6,000,000	—	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$0.08	$—	$—	$(0.00)

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both March 31, 2026 and December 31, 2025, the Company has not recorded any amounts related to uncertain tax positions.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other entities. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. The new guidance will become effective for the Company’s consolidated financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the current interim disclosure requirements and their applicability. The ASU is intended to address feedback from stakeholders that the current guidance is difficult to navigate. The amendments do not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. The ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance will become effective for the Company beginning on January 1, 2028, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The guidance clarifies, corrects errors in or makes other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on May 1, 2025 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The Sponsor and the Company’s directors and officers have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Pursuant to the Sponsor Support Agreement, in connection with the Closing, the Company, Pubco and the Sponsor will enter into an amendment to the transfer restrictions set forth above so that the shares of Pubco Common Stock received by the Sponsor in exchange for its Founder Shares (other than any surrendered shares) will be subject to a six month lock-up, subject to early release.

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

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of March 31, 2026 and December 31, 2025, the Company had approximately $605,000 and approximately $397,000, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor has agreed to lend the Company up to $3,600,000 pursuant to a promissory note (the “Sponsor Note”) in connection with the consummation of the Business Combination, an extension of time for the Company to consummate the Business Combination or the Company’s liquidation (each, a “Redemption Event”), such that an amount equal to $0.15 per Public Share being redeemed in connection with the applicable Redemption Event will be added to the Trust Account and paid to the holders of the applicable redeemed Public Shares on such Redemption Event. The Sponsor Note does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Note may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Sponsor Note would be repaid only out of funds held outside of the Trust Account. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Note. As of both March 31, 2026 and December 31, 2025, no Redemption Events have occurred.

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on May 2, 2025, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $0, respectively, for these services.

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

Independent Directors Compensation

Commencing on May 1, 2025, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended March 31, 2026 and 2025, the Company recognized $25,000 and $0, respectively, of compensation expense on its unaudited condensed consolidated statements of operations. The corresponding accrued compensation payable recognized on the Company’s consolidated balance sheets was $25,000 as of both March 31, 2026 and December 31, 2025.

Risks and Uncertainties

The Company’s results of operations and its ability to complete the Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate the Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. Management continues to evaluate the impact of these factors and has concluded that while it is reasonably possible that these factors could have an effect on the Company’s financial position, results of its operations and completion of the Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6—Available-for-Sale Debt Securities

The following tables present the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1)(2)	$248,730,877	$168,746	$(146,459)	$248,753,164

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1)(2)	$246,479,306	$168,746	$(30,699)	$246,617,353

(1)	Contractual maturities are one year or less.

(2)	No debt securities were in an unrealized loss position.

The Company did not have any sales of its available-for-sale debt securities during the three months ended March 31, 2026.

Note 7—Shareholders’ Deficit

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of both March 31, 2026 and December 31, 2025, there were 580,000 Class A ordinary shares issued and outstanding, excluding 24,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In November 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On June 6, 2024, the Sponsor surrendered, for no consideration, 9,375,000 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares outstanding from 14,375,000 shares to 5,000,000 shares. On May 1, 2025, the Company issued 1,000,000 Class B ordinary shares to the Sponsor in a share capitalization, resulting in an increase in the total number of Class B ordinary shares outstanding from 5,000,000 shares to 6,000,000 shares. Information contained in the unaudited condensed consolidated financial statements has been retroactively adjusted for the surrender and cancellation and capitalization. As of both March 31, 2026 and December 31, 2025, there were 6,000,000 Class B ordinary shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

March 31, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$248,753,164	$—	$—	$248,753,164
Total	$248,753,164	$—	$—	$248,753,164
Liabilities:
Forward sale securities liability	$—	$—	$2,983,500	$2,983,500
Total	$—	$—	$2,983,500	$2,983,500

December 31, 2025

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$246,617,353	$—	$—	$246,617,353
Total	$246,617,353	$—	$—	$246,617,353
Liabilities:
Forward sale securities liability	$—	$—	$4,608,560	$4,608,560
Total	$—	$—	$4,608,560	$4,608,560

As of both March 31, 2026 and December 31, 2025, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Forward Sale Securities

The forward sale securities to be issued under the PIPE Subscription Agreements were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate purchase price of $225,000,000 pursuant to the PIPE Subscription Agreements is discounted to present value and compared to the fair value of the Class A ordinary shares to be issued pursuant to the PIPE Subscription Agreements. The fair value of the Class A ordinary shares to be issued under the PIPE Subscription Agreements is based on the trading price of the Public Shares. The excess (liability) or deficit (asset) of the fair value of the Class A ordinary shares to be issued compared to the $225,000,000 purchase price is then adjusted by the probability, which is determined based on observed success rates of business combinations for third-party special purpose acquisition companies. The probability is the primary unobservable input utilized in determining the fair value of the forward sale securities. Significant changes in this unobservable input may result in significantly lower or higher fair value measurement. As of March 31, 2026 and December 31, 2025, the probability used to derive the fair value of the forward sale securities liability was approximately 10.6% and approximately 12.8%, respectively.

The following table presents the change in the fair value of the forward sale securities liability for the three months ended March 31, 2026:

Forward Sale Securities
Fair value as of December 31, 2025	$(4,608,560)
Change in valuation inputs or other assumptions(1)	1,625,060
Fair value as of March 31, 2026	$(2,983,500)

(1)	Changes in valuation inputs or other assumptions are recognized in Change in fair value of forward sale securities in the unaudited condensed consolidated statements of operations.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three months ended March 31, 2026 and 2025 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM also reviews interest income and general and administrative expenses included in the net income (loss). The CODM reviews interest income on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy for investing the Trust Account funds while maintaining compliance with the terms of the trust agreement. In addition, the CODM reviews and monitors general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period and to ensure expenses are aligned with the underlying contractual agreements.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended March 31, 2026 and 2025, the Company earned approximately $2,252,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $1,451,000 and approximately $27,000 for the three months ended March 31, 2026 and 2025, respectively. The other segment expenses were administrative expenses incurred pursuant to the administrative services agreement with the Sponsor, which amounted to $30,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. The other segment income was the gain from the change in fair value of the forward sale securities, which amounted to approximately $1,625,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. Refer to the Company’s unaudited condensed consolidated statements of operations for additional information.

As of March 31, 2026 and December 31, 2025, the Company had total assets of approximately $248,999,000 and approximately $246,836,000, respectively. See the Company’s consolidated balance sheets for additional information.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Cantor Equity Partners II, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on May 1, 2025. On May 5, 2025, we consummated the Initial Public Offering of 24,000,000 Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares” and such Class A ordinary shares issued in the Initial Public Offering, the “Public Shares”), at a purchase price of $10.00 per share, generating gross proceeds of $240,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 580,000 Class A ordinary shares (the “Private Placement Shares”), to the Sponsor, at a purchase price of $10.00 per share, in a private placement (the “Private Placement”), generating gross proceeds of $5,800,000.

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

We have until May 5, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”) (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing” and the date of the Closing, the “Closing Date”), (a) we will merge with and into CEPT Merger Sub, with CEPT Merger Sub continuing as the surviving entity (the “CEPT Merger”), in accordance with which (i) our shareholders holding Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”). will receive one Class A ordinary share in exchange for each Class B ordinary share held by such shareholder immediately prior to the CEPT Merger (other than certain Class B ordinary shares surrendered by the Sponsor) and (ii) immediately thereafter, each Class A ordinary share will be cancelled and cease to exist, in exchange for the right of our shareholders holding Class A ordinary shares to receive one share of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”), for each Class A ordinary share held by such shareholder at the time of the CEPT Merger (other than any Public Shares which are the subject of valid redemption requests and any treasury shares), and (b) at least two hours after the CEPT Merger, Securitize Merger Sub will merge with and into Securitize, with Securitize continuing as the surviving entity (the “Securitize Merger” and, together with the CEPT Merger, the “Mergers”), in accordance with which the holders (the “Securitize Stockholders”) of common stock of Securitize (“Securitize Common Stock”) will receive a number of shares of Pubco Common Stock in exchange for their shares of Securitize Common Stock as determined in accordance with the Business Combination Agreement. As a result of the Mergers and the other transactions contemplated by the Business Combination Agreement (the “Securitize Business Combination”), CEPT Merger Sub and Securitize will become wholly-owned subsidiaries of Pubco and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

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

Contemporaneously with the execution of the Business Combination Agreement, we, Pubco, Securitize and the Sponsor entered into the Sponsor Support Agreement, dated as of October 27, 2025 (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed (i) to vote its Class A ordinary shares and Class B ordinary shares in favor of the Business Combination Agreement and the Securitize Business Combination and each of the other proposals to be presented to our shareholders at the extraordinary general meeting of our shareholders to be held in connection with the Securitize Business Combination, (ii) to vote its Class A ordinary shares and Class B ordinary shares against certain other transactions and matters, (iii) to waive the anti-dilution rights of the Class B ordinary shares set forth in the Amended and Restated Memorandum and Articles, (iv) to comply with the restrictions imposed by the letter agreement, dated as of May 2, 2025, by and among us, the Sponsor and the other parties thereto (the “Insider Letter”), including the restrictions on transferring and redeeming Class A ordinary shares and Class B ordinary shares in connection with the Securitize Business Combination, (v) to surrender, for no consideration, up to 30% of its Founder Shares (as defined below) immediately prior to, and conditioned upon, the consummation of the CEPT Merger (such number of surrendered Founder Shares to be determined pursuant to a formula taking into account the number of shares redeemed by our shareholders in the Securitize Business Combination and the gross proceeds from the PIPE Investment exceeding $100,000,000), (vi) that the shares of Pubco Common Stock received by the Sponsor in exchange for its Founder Shares (other than any surrendered shares) (any such remaining shares, the “Post-Combination Founder Shares”) will be subject to a six month lock-up, subject to early release, and (vii) to subject up to 30% of its Post-Combination Founder Shares to forfeiture and vesting based on an earn-out during the five year period after the Closing on the terms and conditions set forth in the Sponsor Support Agreement.

Certain of our existing agreements will be amended or amended and restated in connection with the Securitize Business Combination.

For more information regarding the Securitize Business Combination, refer to our filings with the SEC, including the Current Reports on Form 8-K filed by us with the SEC on October 28, 2025, October 30, 2025 and November 13, 2025, Pubco’s Registration Statement on Form S-4 (File No. 333-293022) initially filed with the SEC on January 28, 2026 (as amended from time to time), and the other filings we and Pubco may make from time to time with the SEC.

Liquidity and Capital Resources

As of both March 31, 2026 and December 31, 2025, we had $25,000 of cash in our operating account. As of March 31, 2026 and December 31, 2025, we had a working capital deficit of approximately $2,916,000 and approximately $1,472,000, respectively. As of March 31, 2026 and December 31, 2025, approximately $8,753,000 and approximately $6,617,000, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through March 31, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Class B ordinary shares (the “Founder Shares”), a loan of approximately $160,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $605,000 and approximately $397,000 has been drawn by us as of March 31, 2026 and December 31, 2025, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both March 31, 2026 and December 31, 2025, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through March 31, 2026 related to our formation, the Initial Public Offering and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of approximately $2,396,000, which consisted of approximately $2,252,000 of interest income on investments held in the Trust Account and approximately $1,625,000 of income from the change in fair value of forward sale securities, partially offset by approximately $1,451,000 of general and administrative expenses, and $30,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the three months ended March 31, 2025, we had a net loss of approximately $27,000, which resulted from approximately $27,000 of general and administrative expenses.

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, pursuant to the business combination marketing agreement as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee of $8,400,000 for such services upon the consummation of the Business Combination.

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

As of March 31, 2026 and December 31, 2025, we had approximately $605,000 and approximately $397,000, respectively, outstanding under the Sponsor Loan. As of both March 31, 2026 and December 31, 2025, we had no borrowings under the Working Capital Loans or the Sponsor Note.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income (loss), unaudited condensed consolidated statements of shareholders’ deficit and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements–Going Concern, we have until May 5, 2027 to consummate the Business Combination. Our mandatory liquidation date if the Business Combination is not consummated raises substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, and including $0.15 per redeemed share to be funded pursuant to the Sponsor Note, divided by the number of then outstanding Public Shares. As of March 31, 2026 and December 31, 2025, the redemption value per Public Share was $10.51 and $10.43, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both March 31, 2026 and December 31, 2025, 24,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of our consolidated balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

See Note 2—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on May 2, 2025 (the “Final Prospectus”) or our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026. There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as described in the Final Prospectus or our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 6, 2026. The specific investments in the Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CANTOR EQUITY PARTNERS II, INC.

Date: May 8, 2026	By:	/s/ Brandon G. Lutnick
	Name:	Brandon G. Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)